Form 10-K405
period 1997-12-31
HEADLANDS MORTGAGE SEC INC MORTGAGE PASS THR CERT SER 1997-5
filed 1998-03-27
CIK 1048781

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

For the fiscal year ended: December 31, 1997

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF
    1934

For the transition period from __________ to _________.

Commission File Number: 333-32485-2

  Headlands Mortgage Securities Inc. (as Sponsor under a Pooling and Servicing Agreement dated as of October 1, 1997 providing for the issuance of the Mortgage
                    Pass-Through Certificates, Series 1997-5)

                       HEADLANDS MORTGAGE SECURITIES INC.
             (Exact Name of registrant as specified in its charter)

                Delaware                                    68-0397342
     (State or other jurisdiction of             (I.R.S. employer identification
     incorporation or organization)                            no.)

1100 Larkspur Landing Circle, Suite 101,
          Larkspur, California
     (Address of principal executive                          94939
                offices)                                    (Zip code)

                                 (415) 461-6790
              (Registrant's telephone number, including area code)

Securities registered pursuant                Securities registered pursuant
to Section 12(b) of the Act:                  to Section 12(g) of the Act:

           None                                             None
     (Title of class)                                 (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

State the aggregate market value of the voting stock held by non-affiliates of Registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of specified date within 60 days prior to the date of filing:

                                 Not Applicable

                      Documents incorporated by reference:

                                 Not Applicable

                       HEADLANDS MORTGAGE SECURITIES INC.
                MORTGAGE PASS-THROUGH CERTIFICATES SERIES 1997-5

                                      INDEX

                                                                            Page
                                                                            ----

PART I  ..................................................................... 3
        ITEM 1  -  BUSINESS.................................................. 3
        ITEM 2  -  PROPERTIES................................................ 3
        ITEM 3  -  LEGAL PROCEEDINGS......................................... 3
        ITEM 4  -  SUBMISSION OF MATTERS TO A VOTE OF
                   SECURITY HOLDERS.......................................... 3

PART II ..................................................................... 3
        ITEM 5  -  MARKET FOR REGISTRANT'S COMMON STOCK AND
                   RELATED STOCKHOLDER MATTERS............................... 3
        ITEM 6  -  SELECTED FINANCIAL DATA................................... 3
        ITEM 7  -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS............. 3
        ITEM 8  -  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............... 3
        ITEM 9  -  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                   ON ACCOUNTING AND FINANCIAL DISCLOSURE.................... 3


PART III..................................................................... 4
        ITEM 10 -  DIRECTORS AND EXECUTIVE OFFICERS OF
                   THE REGISTRANT............................................ 4
        ITEM 11 -  EXECUTIVE COMPENSATION.................................... 4
        ITEM 12 -  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                   OWNERS AND MANAGEMENT..................................... 4
        ITEM 13 -  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS............ 7

PART IV ..................................................................... 7
        ITEM 14 -  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND
                   REPORTS ON FORM 8-K....................................... 7

SIGNATURES  ................................................................. 8
INDEX TO EXHIBITS............................................................ 9

                                     PART I

ITEM 1 - BUSINESS

            Not Applicable.

ITEM 2 - PROPERTIES

            Headlands Mortgage Securities Inc. (the "Sponsor") will furnish information regarding the Mortgaged Properties by reference to the Annual Compliance Certificates to be filed herein under Item 14.

ITEM 3 - LEGAL PROCEEDINGS

            The Sponsor is not aware of any material pending legal proceedings involving either the Mortgage Pass-Through Certificates Series 1997-5 (the "Trust"), established pursuant to the Pooling and Servicing Agreement (the "Agreement") dated October 1, 1997 among The Bank of New York, as trustee (the "Trustee"), Headlands Mortgage Securities Inc., as Sponsor and Headlands Mortgage Company, as servicer (the "Servicer"); the Trustee; the Sponsor; or the Servicer which relates to the Trust.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

            No matter has been submitted to a vote of the holders of beneficial interests in the Trust through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5 - MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

To the best knowledge of the Sponsor, there is no established public trading market for the Certificates.

            All of the Class A-I Certificates, Class A-II Certificates, Class B Certificates, Class X Certificates and Class PO Certificates issued by the Trust are held by the Depository Trust Company ("DTC") which in turn maintains records of holders of beneficial interests in such Certificates. Based on information obtained by the Trust from DTC, as of December 31, 1997, there were 25 holders of the Class A Certificates, 3 holders of the Class B Certificates, and 1 holder of the Class X Certificates.

ITEM 6 - SELECTED FINANCIAL DATA

            Not Applicable.

ITEM 7 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            Not Applicable.

ITEM 8 - FINANCIAL STATEMENTS AND SUPPLEMENTARY INFORMATION

            Not Applicable.

ITEM 9 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            There were no changes of accountants or disagreements on accounting or financial disclosures between the Sponsor and its accountants.

                                    PART III

ITEM 10 - DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            Not Applicable.

ITEM 11 - EXECUTIVE COMPENSATION

            Not Applicable.

ITEM 12 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

            The following table sets forth (i) the name and address of each entity owning more than 5% of the outstanding principal amount of each Class of Certificates of the Trust; (ii) the principal amount of the Class of Certificates owned by each and (iii) the percent that the principal amount of the Class of Certificates owned by such entity represents of the outstanding principal amount of such Class of Certificates. The information set forth in the table for the Certificates is based upon information obtained by the Trust from DTC and represents ownership of beneficial interest in the Certificates held by DTC. The Sponsor is not aware of any Schedules 13D or 13G filed with the Securities and Exchange Commission in respect of the Certificates.

                                   Class A-I-1

         Name and Address              Principal Amount     % of Class

Fifth Third Bank/State Teachers           $31,499,000          100%
  Retirement of Ohio
275 East Broad Street
Columbus, OH 43215

                                   Class A-I-2

         Name and Address              Principal Amount     % of Class

Bank of New York                          $5,000,000           56.0%
925 Patterson Plank Rd.
Secaucus, NJ 07094

Chase Manhattan Bank                      $2,400,000           26.9%
4 New York Plaza
13th Floor
New York, NY 10004

Wilmington Trust Company                  $1,000,000           11.2%
Rodney Square North
1100 North Market Street
Wilmington, DE 19890-0001

Fleet Bank of Massachusetts, N.A.         $524,000             5.9%
Fleet Services Corp.
2nd Floor, NYROT02B
Rochester, NY 14628

                                   Class A-I-3

         Name and Address              Principal Amount     % of Class

Boston Safe Deposit & Trust Company       $7,329,000           100%
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room
  153-3015
Pittsburgh, PA 15259

                                   Class A-I-4

         Name and Address              Principal Amount     % of Class

Chase Manhattan Bank/Broker & Dealer      $2,260,000           100%
  Clearance Department
4 New York Plaza, 21st Floor
New York, NY 10015

                                   Class A-I-5

         Name and Address              Principal Amount     % of Class

Chase Manhattan Bank                      $19,530,765          52.5%
4 New York Plaza
13th Floor
New York, NY 10004

Citibank, N.A.                            $7,225,000           19.4%
P.O. Box 30576
Tampa, FL 33630-3576

Boston Safe Deposit & Trust Company       $5,550,000           14.9%
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room
153-3015
Pittsburgh, PA 15259

Bank of New York                          $2,575,000           6.9%
925 Patterson Plank Rd.
Secaucus, NJ 07094

                                   Class A-I-6

         Name and Address              Principal Amount     % of Class

Merrill,  Lynch, Pierce, Fenner           $70,017,348          83.1%
  & Smith, Inc.
4 Corporate Plaza
Corporate Park 287
Piscataway, NJ 08855

Salomon Brothers, Inc.                    $14,199,652          16.9%
8800 Hidden River Parkway
Tampa, FL 33637

                                   Class A-I-7

         Name and Address              Principal Amount     % of Class

Bank of New York                          $6,440,000           78.2%
925 Patterson Plank Rd.
Secaucus, NJ 07094

First Bank National Association           $1,800,000           21.8%
c/o Ice Proxy Services
71 Executive Boulevard
Farmingdale, NY 11735

                                  Class A-II-1

         Name and Address              Principal Amount     % of Class

Chase Manhattan Bank/Broker & Dealer      $40,077,461          61.6%
  Clearance Department
4 New York Plaza, 21st Floor
New York, NY 10015

Boston Safe Deposit & Trust Company       $25,000,000          38.4%
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room
  153-3015
Pittsburgh, PA 15259

                                  Class A-II-2

         Name and Address              Principal Amount     % of Class

Bankers Trust Company                     $18,593,560          100%
c/o BT Services Tennessee Inc.
648 Gressmere Park Drive
Nashville, TN 37211

                                  Class A-II-3

         Name and Address              Principal Amount     % of Class

Morgan Stanley & Co. Incorporated         $18,593,560          100%
One Pierrepont Plaza, 7th Floor
Brooklyn, NY 11201

                                    Class B-I

         Name and Address              Principal Amount     % of Class

Bank of New York                          $7,078,521           100%
925 Patterson Plank Rd.
Secaucus, NJ 07094

                                    Class B-2

         Name and Address              Principal Amount     % of Class

Bankers Trust Company                     $4,954,964           100%
c/o BT Services Tennessee Inc.
648 Gressmere Park Drive
Nashville, TN 37211

                                    Class B-3

         Name and Address              Principal Amount     % of Class

Boston Safe Deposit & Trust Company       $3,539,260           100%
c/o Mellon Bank N.A.
Three Mellon Bank Center, Room
  153-3015
Pittsburgh, PA 15259

                                     Class X

         Name and Address              Principal Amount     % of Class

Chase Manhattan Bank/Salomon              $283,140,846         100%
4 New York Plaza, 21st Floor
New York, NY 10004

ITEM 13 - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            None.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

            (a) The following documents are filed as part of this report:

                  1.    Financial Statements:

                        Not applicable.

                  2.    Financial Statement Schedules:

                        Not applicable.

                  3.    Exhibits:

                        Exhibit No.       Description
                        -----------       -----------

                        99.1.             Statement of Compliance of the Master
                                          Servicer.

                        99.2 Annual Report of Independent Accountant with respect to the Master Servicer's overall servicing operations.

                                   SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Sponsor has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      By: HEADLANDS MORTGAGE SECURITIES INC.,
                                          As Sponsor


                                          By: /s/ Gilbert J. MacQuarrie
                                             -----------------------------------
                                          Name: Gilbert J. MacQuarrie
                                          Title: Vice President, Treasurer and
                                                 Secretary

Date: March 26, 1998.

            Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Sponsor and in the capacities and on the dates indicated:

      Signature                       Position                       Date
      ---------                       --------                       ----


/s/ Peter T. Paul             President and Director            March 26, 1998
---------------------------   (Principal Executive Officer)
Peter T. Paul


/s/ Becky S. Poisson          Vice President and Director       March 26, 1998
---------------------------
Becky S. Poisson


/s/ Gilbert J. MacQuarrie     Vice President, Treasurer,        March 26, 1998
---------------------------   Secretary and Director
Gilbert J. MacQuarrie         (Principal Financial Officer and
                              Principal Accounting Officer)


/s/ Steven M. Abreu           Vice President and Director       March 26, 1998
---------------------------
Steven M. Abreu


                              Director                          March ___, 1998
---------------------------
Kenneth Siprelle


                              Director                          March ___, 1998
---------------------------
John Edmonds


/s/ Kristen Decker            Vice President                    March 26, 1998
---------------------------
Kristen Decker

                                INDEX TO EXHIBITS
                                   Item 14(C)

Exhibit No.    Description
-----------    -----------

99.1           Statement of Compliance of the Master Servicer.

99.2 Annual Report of Independent Accountant with respect to the Master Servicer's overall servicing operations.